Form 10-Q
period 1996-06-30
CHESTNUT REAL ESTATE PARTNERSHIP; CHESTNUT PARTNERSHIP
filed 1996-08-13
CIK 882974, 882973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL PERIOD ENDED June 30, 1996


(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                        Commission File Number: 33-44980


THE CHESTNUT REAL ESTATE PARTNERSHIP                   THE CHESTNUT PARTNERSHIP
           (Exact names of registrants as specified in their charters)


                                    MARYLAND
         (State or other jurisdiction of incorporation or organization)

           52-1640655                                  42-1352739
 (IRS Employer Identification No.)         (IRS Employer Identification No.)


 2330 West Joppa Road  Lutherville, Maryland                        21093
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code     (515) 245-7616


Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes __X__   No _____


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes _____   No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
   N/A



                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

                                      INDEX


Part I      FINANCIAL INFORMATION                                         Page

Item 1      Financial Statements

            The Chestnut Real Estate Partnership
            and The Chestnut Partnership

                 Separate and Combined Balance Sheets,
                 June 30, 1996 and December 31, 1995                       3

                 Separate and Combined Statement of
                 Operations,  for the six months ended
                 June 30, 1996 and June 30, 1995                           5

                 Separate and Combined Statements of Partner's
                 Equity (Deficit) for the six months ended
                 June 30, 1996 and June 30, 1995                           7

                 Separate and Combined Statement of Cash Flow,
                 for the six months ended June 30, 1996
                 and June 30, 1995                                         8

                 Notes to Financial Statements                            10

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           13


PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                             15
Item 6      Exhibits and Reports on Form 8-K                              15


SIGNATURES                                                                16



                     THE CHESTNUT REAL ESTATE PARTNERSHIP       -----------------June 30, 1996----------------
                         AND THE CHESTNUT PARTNERSHIP                                The
                     SEPARATE AND COMBINED BALANCE SHEETS           The            Chestnut
                                                                 Chestnut         Real Estate       Combined
                                  (UNAUDITED)                   Partnership       Partnership     Partnerships
                                                               -------------     -------------    ------------
                                    ASSETS
Current assets:
     Cash                                                      $    359,452      $      --        $   359,452
     Short-term investments                                               0             --                  0
     Accounts receivable                                            197,796             --            197,796
     Prepaid expenses and other                                     235,069             --            235,069
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                432,077             --            432,077
          Payable to Trustee                                        516,541             --            516,541
        Under letter of credit agreement, held in escrow             57,873             --             57,873
                                                               ------------      -----------       ----------
           Total current assets                                   1,798,809             --          1,798,809

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                   1,654,579             --          1,654,579
   Under residency agreements, held in escrow                     2,106,538             --          2,106,538
   Health Center reserves                                           628,020             --            628,020

Operating property, at cost, net of depreciation                    399,084       46,743,280       47,142,364
Costs of acquiring intitial contracts, net of amortization        1,781,397             --          1,781,397
Deferred bond financing costs, net of amortization                  933,631             --            933,631
                                                               ------------     ------------       ----------
           Total assets                                        $  9,302,058      $46,743,280      $56,045,338
                                                               ============      ===========       ==========

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                            $    130,000      $      --        $   130,000
     Accounts payable                                               177,248             --            177,248
     Accrued expenses                                               173,120             --            173,120
     Accrued property taxes                                         337,254             --            337,254
     Accrued interest payable                                       217,952             --            217,952
     Advances payable                                               261,147             --            261,147
     Refundable deposits, residency agreements                    1,627,666             --          1,627,666
                                                               ------------      -----------       ----------
           Total current liabilities                              2,924,386                         2,924,386

Construction costs payable                                           54,797             --             54,797
Bonds payable, less current portion                              13,740,000             --         13,740,000
Loans from residents                                             37,998,930             --         37,998,930
Advances payable to partners                                              0             --                  0
Deferred revenues from admission fees                             2,044,057             --          2,044,057
Equity in deficit of the Chestnut Partnership                          --         47,460,112             --

Commitments and Contingencies
                                                               ------------      -----------     ------------
           Total liabilities                                     56,762,170       47,460,112       56,762,170
Partners' equity (deficit)                                      (47,460,112)        (716,832)        (716,832)
                                                               ------------      -----------     ------------
           Total liabilities and partners' equity (deficit)    $  9,302,058      $46,743,280      $56,045,338
                                                               ============      ===========      ===========



                     THE CHESTNUT REAL ESTATE PARTNERSHIP       -----------------December 31, 1995-------------
                         AND THE CHESTNUT PARTNERSHIP                               The
                     SEPARATE AND COMBINED BALANCE SHEETS           The          Chestnut
                                                                  Chestnut      Real Estate         Combined
                                                                 Partnership    Partnership       Partnerships
                                                               -------------    ------------      ------------
                                    ASSETS
Current assets:
     Cash                                                      $    601,767     $        --       $   601,767
     Accounts receivable                                            270,498              --           270,498
     Prepaid expenses and other                                     297,110              --           297,110
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                455,790              --           455,790
          Payable to Trustee                                              0              --                 0
        Under letter of credit agreement, held in escrow            109,697              --           109,697
                                                               ------------     ------------      ------------
           Total current assets                                   1,734,862              --         1,734,862

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                   1,502,481              --         1,502,481
   Under residency agreements, held in escrow                       137,290              --           137,290
   Health Center reserves                                           806,490              --           806,490

Operating property, at cost, net of depreciation                    531,145      47,176,639        47,707,784
Costs of acquiring intitial contracts, net of amortization        1,861,460              --         1,861,460
Deferred bond financing costs, net of amortization                  960,143                           960,143
                                                               ------------     -----------        -----------
           Total assets                                        $  7,533,871     $47,176,639       $54,710,510
                                                               ============     ===========       ===========

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                            $    130,000     $        --       $   130,000
     Accounts payable                                               107,384              --           107,384
     Accrued expenses                                               159,891              --           159,891
     Accrued property taxes                                         163,641              --           163,641
     Accrued interest payable                                       217,216              --           217,216
     Advances payable                                               190,153              --           190,153
     Refundable deposits, residency agreements                      744,151              --           744,151
                                                               ------------     ------------      -----------
           Total current liabilities                              1,712,436                         1,712,436

Construction costs payable                                           55,719              --            55,719
Bonds payable, less current portion                              13,805,000              --        13,805,000
Loans from residents                                             37,572,750              --        37,572,750
Advances payable to partners                                              0              --                 0
Deferred revenues from admission fees                             1,795,592              --         1,795,592
Equity in deficit of the Chestnut Partnership                            --      47,407,626                --

Commitments and Contingencies
                                                               ------------     -----------       -----------
           Total liabilities                                     54,941,497      47,407,626        54,941,497

Partners' equity (deficit)                                      (47,407,626)       (230,987)         (230,987)
                                                               ------------     -----------       -----------
           Total liabilities and partners' equity (deficit)    $  7,533,871     $47,176,639       $54,710,510
                                                               ============     ===========       ===========


                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                  For the six month period ended June 30, 1996
                                 (UNAUDITED)                             The
                                                          The         Chestnut
                                                        Chestnut     Real Estate      Combined
                                                      Partnership    Partnership    Partnerships
                                                     ------------    -----------    ------------
Revenues:
     Amortization of nonrefundable admission fees    $   486,825     $      --       $  486,825
     Apartment service fees                            2,276,259            --        2,276,259
     Health center revenues                              925,316            --          925,316
     Capital reserve fees                                 31,713            --           31,713
     Other revenue                                         8,284            --            8,284
     Income in Partnership                                  --           107,849            --
                                                     -----------     -----------      ---------
        Total revenues                                 3,728,397         107,849      3,728,397
                                                     -----------     -----------      ---------

Operating expenses:
     Development fee amortization                        132,061            --          132,061
     General and administrative                          959,391            --          959,391
     Resident care                                       680,802            --          680,802
     Dietary                                             616,029            --          616,029
     Plant                                               407,889            --          407,889
     Housekeeping                                        159,656            --          159,656
     Depreciation and amortization                       106,576         593,695        700,271
                                                     -----------     -----------     ----------
                                                       3,062,404         593,695      3,656,099
                                                     -----------     -----------     ----------

        Income (loss) from operations                    665,993        (485,845)        72,298
                                                     -----------     -----------     ----------

Other income (expense)
     Interest income                                     100,680            --          100,680
     Interest expense                                   (658,823)           --         (658,823)
                                                     -----------     -----------     ----------
                                                        (558,144)           --         (558,144)
                                                     -----------     -----------     ----------
        Net income (loss)                            $   107,849     $  (485,845)    $ (485,845)
                                                     ===========     ===========     ==========


                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF OPERATIONS
                  For the six month period ended June 30, 1995
                                 (UNAUDITED)                             The
                                                          The         Chestnut
                                                        Chestnut     Real Estate       Combined
                                                      Partnership    Partnership     Partnerships
                                                     ------------    ------------    ------------
Revenues:
     Amortization of nonrefundable admission fees    $ 1,085,377     $      --       $ 1,085,377
     Apartment service fees                            1,896,160            --         1,896,160
     Health center revenues                              811,868            --           811,868
     Capital reserve fees                                 42,539            --            42,539
     Other revenue                                         9,628            --             9,628
     Income in Partnership                                  --           (27,404)           --
                                                     -----------     -----------     -----------
        Total revenues                                 3,845,572         (27,404)      3,845,572
                                                     -----------     -----------     -----------

Expenses:
     Development fee amortization                        419,882            --           419,882
     General and administrative                          894,477            --           894,477
     Resident care                                       623,339            --           623,339
     Dietary                                             572,081            --           572,081
     Plant                                               354,568            --           354,568
     Housekeeping                                        133,059            --           133,059
     Depreciation and amortization                       106,576         610,430         717,006
                                                     -----------     -----------     -----------
                                                     $ 3,103,982     $   610,430     $ 3,714,412
                                                     -----------     -----------     -----------

        Income (loss) from operations                    741,590        (637,834)        131,160
                                                     -----------     -----------     -----------

Other income (expense)
     Interest income                                     114,201            --           114,201
     Interest expense                                   (883,195)           --          (883,195)
                                                     -----------     -----------     -----------
                                                        (768,994)              0        (768,994)
                                                     -----------     -----------     -----------
        Net income (loss)                                (27,404)       (637,834)       (637,834)
                                                     ===========     ===========     ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
         SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
For the six month period ended June 30, 1996 and the twelve month period ended December 31, 1995
                                  (UNAUDITED)
                                                                    The
                                                     The          Chestnut
                                                   Chestnut      Real Estate       Combined
                                                  Partnership    Partnership     Partnerships
                                                 -------------   ------------    ------------
Balance, December 31, 1994                       $(47,092,819)   $   700,424     $  700,424

Net income (loss)                                     (70,280)    (1,281,390)    (1,281,390)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                            (594,505)          --              --

Contributions from Partners                           349,978        349,978        349,978
                                                 ------------     ----------     ----------

Balance, December 31, 1995                       $(47,407,626)      (230,987)    $ (230,987)
                                                 ============     ==========     ==========




Balance, December 31, 1995                       $(47,407,626)   $ (230,987)     $ (230,987)

Net income (loss)                                     107,849      (485,845)       (485,845)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                            (160,335)          --              --

Contrbutions from partners                                  0             0               0

                                                 ------------    ----------      -----------
Balance, June 30, 1996                           $(47,460,112)   $ (716,832)     $ (716,832)
                                                 ============    ==========      ==========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                  For the six month period ended June 30, 1996
                                  (UNAUDITED)                                           The
                                                                       The            Chestnut
                                                                     Chestnut        Real Estate      Combined
                                                                    Partnership      Partnership    Partnerships
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
     Net income                                                     $   107,849     $  (485,845)    $  (485,845)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                     --           593,695         593,695
          Other amortization                                            106,576            --           106,576
          Amortization of nonrefundable admission fees                 (486,825)           --          (486,825)
          Amortization of development fees                              132,061            --           132,061
          Income in Partnership                                            --          (107,849)           --
          Change in operating assets and liabilities:
            Accounts receivable                                          72,702            --            72,702
            Prepaid expenses and other                                   62,041            --            62,041
            Accounts payable                                             68,941            --            68,941
            Accrued expenses                                            187,577            --           187,577
                                                                    -----------     -----------     -----------
          Net cash provided by operating activities                     250,922            --           250,922
                                                                    -----------     -----------     -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements           (1,969,248)           --        (1,969,248)
     Additions to operating property                                   (160,335)           --          (160,335)
     Increase in assets held by trustee                                (128,385)           --          (128,385)
     Increase in assets payable to trustee                             (516,541)           --          (516,541)
     Decrease in funds escrowed under letter of credit agreement         51,824            --            51,824
                                                                    -----------     -----------     -----------

          Net cash used in investing activities                      (2,722,685)           --        (2,722,685)
                                                                    -----------     -----------     -----------

Cash flows from financing activities:
     Repayment of partner advances                                            0            --                 0
     Contributions from partners                                              0            --                 0
     Increase in advances payable                                        70,994            --            70,994
     Decrease in bonds payable                                          (65,000)           --           (65,000)
     Decrease in Health Center reserves                                 178,470            --           178,470
     Proceeds from loans from residents, deferred revenues
        and refundable deposits, net                                  2,044,985            --         2,044,985
                                                                    -----------     -----------     -----------
          Net cash provided by financing activities                   2,229,449            --         2,229,449
                                                                    -----------     -----------     -----------

Net decrease in cash                                                   (242,315)           --          (242,315)

Cash, beginning of period                                               601,767            --           601,767
                                                                    -----------     -----------     -----------

Cash, end of period                                                 $   359,452     $      --       $   359,452
                                                                    ===========     ===========     ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP
                  SEPARATE AND COMBINED STATEMENT OF CASH FLOWS
                  For the six month period ended June 30, 1995
                                  (UNAUDITED)                                            The
                                                                       The             Chestnut
                                                                     Chestnut         Real Estate     Combined
                                                                    Partnership       Partnership   Partnerships
                                                                    ------------      -----------   ------------
Cash flows from operating activities:
     Net loss                                                       $   (27,404)      $(637,834)    $  (637,834)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                     --           610,430         610,430
          Other amortization                                            106,576            --           106,576
          Amortization of nonrefundable admission fees               (1,085,377)           --        (1,085,377)
          Amortization of development fees                              419,882            --           419,882
          Income in Partnership                                            --            27,404            --
          Change in operating assets and liabilities:
            Accounts receivable                                          (2,548)           --            (2,548)
            Prepaid expenses and other                                 (200,552)                       (200,552)
            Accounts payable                                             40,721            --            40,721
            Accrued expenses                                            290,583            --           290,583
                                                                    -----------       ---------     -----------
          Net cash provided by operating activities                    (458,119)           --          (458,119)
                                                                    -----------       ---------     -----------

Cash flows from investing activities:
     Decrease in funds escrowed under residency agreements              635,885            --           635,885
     Additions to project operating property                           (257,897)           --          (257,897)
     Increase in assets held by trustee                                (160,550)           --          (160,550)
     Increase in assets payable to trustee                                    0            --                 0
     Increase in short-term investments                                (417,535)           --          (417,535)
     Increase in funds escrowed under letter of credit agreement              0            --                 0
                                                                    -----------       ---------     -----------

          Net cash provided by investing activities                    (200,097)           --          (200,097)
                                                                    -----------       ---------     -----------

Cash flows from financing activities:
     Repayment of partner advances                                   (2,871,247)           --        (2,871,247)
     Contributions from Partners                                              0            --                 0
     Decrease in advances payable                                       (81,818)           --           (81,818)
     Decrease in Bonds Payable                                                0            --                 0
     Increase in Health Center reserves                                       0            --                 0
     Proceeds from loans from residents, deferred revenues
        and refundable deposits                                       2,830,165            --         2,830,165
                                                                    -----------       ---------     -----------
          Net cash used in financing activities                        (122,900)           --          (122,900)
                                                                    -----------       ---------     -----------

Net decrease in cash                                                   (781,116)           --          (781,116)

Cash, beginning of period                                             1,035,260            --         1,035,260
                                                                    -----------       ---------     -----------

Cash, end of period                                                 $   254,144       $    --       $   254,144
                                                                    ===========       =========     ===========



                      THE CHESTNUT REAL ESTATE PARTNERSHIP
                          AND THE CHESTNUT PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


A.   Basis for Presentation

     The accompanying unaudited financial statements, in the opinion of management, reflect all adjustments (none of which were other than normal recurring items), eliminations, and reclassification considered necessary for a fair statement of the results of the interim periods presented. For purposes of preparing the combined financial statements, all material transactions between the Partnerships have been eliminated but not displayed, including the elimination of the Real Estate partnership's obligation to the Partnership.

     The separate and combined financial statements include The Chestnut Real Estate Partnership (the Real Estate Partnership) and its subsidiary The Chestnut Partnership (the Partnership). Both the Real Estate Partnership and the Partnership are general partnerships.

     The Real Estate Partnership is owned 50% by Blakehurst Joint Venture (Venture) and 50% by West Joppa Road Limited Partnership (West Joppa).

     The Partnership is owned 1% by Venture, 1% by West Joppa, and 98% by the Real Estate Partnership.

     The Real Estate Partnership and the Partnership were formed to develop, own, and operate a life care retirement community called Blakehurst (Project) in the Towson area of Baltimore County, Maryland.

     The Real Estate Partnership and the Partnership are sometimes hereinafter referred to as the "Partnerships".

     The Real Estate Partnership was organized by the Partnership solely for the purpose of owning the property and buildings and other improvements thereon that constitute the Project in order to minimize certain mortgage recordation taxes, and to act as a general partner of the Partnership. The publicly-held debt (both Series I and II) is a direct obligation of the Partnership, and is guaranteed by the Real Estate Partnership. The guaranty, however, is not intended to provide any additional security for payment of the principal and interest on the bonds than if the Partnership directly held the property and related improvements itself. The partners of the Real Estate Partnership own no other assets other than their interests in the Partnership. Therefore, management believes the combining financial statements of the Partnership and the Real Estate Partnership are the most informative, because of the guaranty and because of the Operating and Use Agreement, which obligates the Partnership to develop, operate and manage the Project at its expense and which grants the Partnership use of the property until dissolution, liquidation or other termination by mutual agreement. The Partnerships have common, ultimate ownership and do not have independent operating activities. Management believes this presentation best portrays the relationship between the two entities.

B.   Certain Accounting Policies

     Cash

     The Partnerships consider investments with maturities of three months or less when purchased, to be cash equivalents.

     Assets Where Use is Limited

     Assets held by the Trustee under the escrow agreement are cash equivalents as of June 30, 1996.

     Deferred Revenues from Admission Fees

     Admission fees are not advance fees in payment for future services or for use of facility, because of the Fair Share Allocation Formula which allocates all operating expenditures to the current residents. The non-refundable admission fee is a payment in compensation to the Partnership for the development risk and is non-refundable except in isolated cases where the Partnership would cancel the Residency Agreement. In such cases, the resident could be due a portion of the Administration Fee if cancellation occurred within the first two years of the contract. The refund is based on the remaining life of the resident, actuarially determined. Accordingly, the Admission Fee and Resident Loan (together the Entrance Payment) is amortized using the Life Table of the U.S. Department of Health and Human Services, which in practice results in amortization of the Admission Fee portion of the Entrance Payment on a straight line over approximately two years. To date, the Partnership has never cancelled a Residency Agreement and accordingly has never had to refund any portion of the non-refundable admission fee after occupancy. Nonetheless, the unamortized admission fees are reported as deferred revenue.

     Capitalization of Operating Expenses and Certain Revenues

     Initial occupancy of the Project occurred in August of 1993, with cessation of major construction occurring in December 1993, at which time occupancy was 60%. Construction has continued for tenant requested improvements and an auditorium addition.

     The Partnership ceased capitalization of operating expenses and certain revenues in August 1994, because of the extended time frame between initial occupancy, completion of major construction, and achievement of substantial occupancy.

     Costs of Acquiring Initial Contracts

     Costs of acquiring initial contracts are expected to be recovered from the future contract revenues and are therefore capitalized. These costs capitalized are amortized over the life expectancy of the initial residents, which based on actuarial data, is estimated to be approximately 13 years.

     Development Fee

     The development fee incurred in connection with the development of the Project is amortized on a pro rata basis as admission fee revenue is recognized. Admission fees are being recognized over a 24 month period from the date of move-in for those being received from Return of Capital Contracts. Admission Fees from Traditional contracts are amortized over the expected life of the resident.

C.   Results of Operations

     Admission fees are amortized over a twenty-four month period.

     At the time of initial occupancy, residents are required to make a non-refundable payment to a capital replacement reserve. This payment is reported as income when received by the Partnerships.

     The development fee incurred in connection with the development of the Project is amortized on a pro-rata basis and admission fee revenue is recognized.

D.   Financing

     In May, 1992, the Partnership completed the issuance of $14,000,000 of Ten Year - Put Option Mortgage Bonds, 1992 Series I. The bonds carry an initial rate of 9.5%.

     In August, 1992, the Venture and West Joppa, each of which had purchased $3,000,000 of Series I Bonds, sold their bonds back to the Partnership in conjunction with the Partnership sales of $6,000,000 of Ten Year - Put Option Mortgage Bonds, 1992 Series II. These bonds carry an initial rate of 8.75%.

     In addition , $20,000,000 was provided by Venture and West Joppa. As of December 31, 1995, all such advances from Partners had been repaid, together with interest thereon.

E.   Transactions with partners

     Life Care Services Corporation (LCS), an affiliate of Chestnut Village, Inc. (CVI), has entered into an agreement with the Partnership to administer planning, development, financing, marketing, and accounting functions for the Partnership. In anticipation of subsequent phases of development activity, an amendment has been made where in Partners of West Joppa and LCS are both responsible for marketing and other tasks. This agreement was entered into in December 1994. During the six months ended June 30, 1996 and June 30, 1995, no fees were paid to LCS, to Rosedale Care, Inc. or to Continental Care, Inc.

     The Partnership also has a management agreement with LCS. During the six months ended June 30, 1996, LCS received $161,839 for its services and $153,060 for the six months ended June 30, 1995.

     In addition LCS was reimbursed $816,666 during the six months ended June 30, 1996 and $713,544 for the six months ended June 30, 1995 for advances it had made on behalf of the Partnership. Certain costs continue to be advanced by LCS, and are reimbursed by the Partnership from available funds.

     The Partnership has a service agreement with West Joppa for West Joppa to assist LCS in development and marketing of the Project. During the six month periods ended June 30, 1996 and June 30, 1995, it did not receive a fee for its services.

F.   Income Taxes

     Income and losses of the Partnerships are included in the income tax returns of the partners. Accordingly, the financial statements make no provision for income taxes.

G.   Contingencies

     The realization of the costs of the Project in initially contingent upon the sale of the remaining units, and resale of units vacated due to death or transfer to the health center.

     Subsequent to initial occupancy, maintenance of and efficient operation of the Project are also critical to the long term success of the Project.



                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 177 residential units, and a 50-bed health center. As of June 30, 1996, 169 (95%) of the residential units have been reserved or occupied. The apartment occupancy increased three units in the quarter, during which there were six apartment units sold and one sale was cancelled. As of June 30, 1995, 89% of the residential units were sold or occupied.

As of June 30, 1996, the project had 109 full-time equivalent employees, none of whom were members of a collective bargaining agreement.

During the quarter, the Partnership received regulatory approval for the development and sale of Phase III. The Phase III addition will include 35 residential units, a swimming pool with whirlpool, men's and women's locker rooms, an exercise room, additional surface parking near the health center, carriage house, 12 surface garages and 19 under building garages. The pool and core tower will be an intrical part of the building's infrastructure, benefiting residents in future phases. The core tower will include an elevator that will serve as the link to the Phase IV residential building, trash chutes, resident storage and resident laundry rooms.

The estimated construction cost for Phase III is approximately $12 million including appropriate statutory reserves. Of this amount, it is anticipated that approximately $2 million would be funded through some form of long term financing. The partners are now completing development and construction agreements and other matters related to financing. Construction will not begin until an appropriate number of units of Phase III have been sold.

As a result of Phase I being essentially sold out (Phase II had no residential units) and the receipt of regulatory approval, the Partnership began accepting deposits for the Phase III units. As of June 30, 1996 a total of 17 units in Phase III were reserved through the receipt by the Partnership of deposits equal to 10% of the entrance fees.

Results of Operations

As of June 30, 1996, 158 units (89%) were occupied and/or paying monthly service fees. This occupancy compares to 139 (79%) of the units at June 30, 1995, and 156 units (88%) at December 31, 1995.

Amortization of non-refundable admission fees decreased because fewer residents moved in during the 6 months ended June 30, 1996 than moved in during the 6 months ended June 30, 1995. This decline more than offset improvements from other sources of revenue.

On January 1, 1996, a 5% increase in the monthly service fees became effective. That increase together with an increase in occupancy from June 30, 1995 to the six months ended June 30, 1996, accounted for the increase in apartment service fees.

Health center revenues increased primarily because the average occupancy in the first six months of 1995 was 84% compared to an average occupancy of 92% in 1996, and increased billing rates.

Capital reserve fees, which are a one-time payment from new residents declined because fewer new residents moved-in during the six months ended June 30, 1996, than moved-in during the six months ended June 30, 1995.

Total operating expenditures declined approximately $58,000. Operating departmental expenses increased approximately $266,000 offsetting the decline in depreciation and amortization charges of $324,000. The average number of full time employees was 107 in the six months ended June 30, 1996 compared to 97 average full time equivalent employees in 1995. This increase was consistent with the average occupancy increase year over year from 77% to 88%. The decline in amortization in development fee occurred because it is related to the number of apartments being occupied.

Interest expense declined because the advances from partners was paid off at December 31, 1995, but was outstanding during the six months ended June 30, 1995.

Liquidity and Capital Resources

As of May 28, 1992, significant Phase I financing activities were concluded. Construction financing and long-term financing both were achieved on that date. Construction financing in the amount of $20,000,000 from a group of lenders was achieved and the Partnership raised $14,000,000 (before deduction of costs of underwriting) through long-term financing.

The Partnerships issued two types of taxable bonds in May, 1992. One type was issued in underwritten public offering of $8,000,000 principal amount of Blakehurst 10 Year Put Option Mortgage Bond 1992, Series I. Also in May the Partnership issued a private transaction to affiliates of the partnership, a total of $6,000,000 principal amount of Blakehurst Retirement Community Put Option Bonds, Private Placement Series on terms substantially identical to the public offering except that the Private Placement Bonds provided for redemption of such bonds from the proceeds of the sale of 1992 Series II Bonds. The Partnership sold the 1992 Series II Bonds in the amount of $6,000,000 in August, 1992.

In 1993, the construction financing loan of $20,000,000 was repaid, and in 1995 all of the Partners' advances (which initially totaled $20,000,000) were repaid.

An auditorium and miscellaneous additional improvements (Phase II), totaling approximately $800,000, which were funded by the Partners were completed during the quarter.

The net loss in being funded by the Partners from admission fees.

Net cash provided by operating activities increased by approximately $709,000 in the six months ended June 30, 1996, compared to the six months ended June 30, 1995. Increased occupancy, averaging 88% in 1996, compared to 77% in 1995 improved net income by $153,000; lower amortization of non-refundable fees by $598,000 because of few move-ins provided the balance of the improvement.

Net cash used by investing activities was approximately $2,523,000 less in the six months ended June 30, 1996, compared to the six months ended June 30, 1995. Phase III deposits by prospective residents increased funds escrowed by $434,000; and at June 30, 1996, there were more apartment units sold, but not occupied, than at June 30, 1995, resulting in an increase in funds escrowed under residency agreements. Cash was provided to investing activities because of less capital expenditures for operating properties of approximately $100,000. And finally, funds of approximately $52,000 were released when a letter of credit provided for assurance of completion of site work, was cancelled.

Net cash provided by financing activities was approximately $3,424,000 better in the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Repayment of partner advances used $2,871,000 of cash in 1995, and none in 1996. Cash from Resident loans was $287,000 more in 1996 than in 1995 because of more new residents.

Because of the level of sales, introduction of new residency agreement types, the resident financing, and the long-term financing described above, the Partnership believes adequate capital resources are available to successfully complete occupancy of Phase I, even while selling Phase III units.

The long-term success of the Project is ultimately dependent, however, upon maintaining adequate levels of occupancy and operating of the Project efficiently.

The Partners are presently evaluating financing proposals for Phase III and are confident that acceptable and


Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              None

         B.   Reports on Form 8-K

              None



                                   SIGNATURES

                      THE CHESTNUT REAL ESTATE PARTNERSHIP


Pursuant to the requirements of the Securities Exchange Act of 1934, The Chestnut Real Estate Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE CHESTNUT REAL ESTATE PARTNERSHIP

                           By:      BLAKEHURST JOINT VENTURE, a
                                    General Partner

                                    By:     CHESTNUT VILLAGE, INC.,
                                            General Partner


Date: August 14, 1996               by:      /s/ Stan G. Thurston
                                            ----------------------------------
                                            Stan G. Thurston, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: August 14, 1996               by:      /s/ Arthur V. Neis
                                            ----------------------------------
                                            Arthur V. Neis, Treasurer
                                            (Principal Financial and Accounting
                                            Officer)



                           And By: THE WEST JOPPA ROAD LIMITED PARTNERSHIP, General Partner

                                    By:     ROSEDALE CARE, INC.,
                                            General Partner


Date: August 14,  1996              by:      /s/ Thomas F. Mullan
                                            ----------------------------------
                                            Thomas F. Mullan III, President



Date: August 14, 1996               by:      /s/ J. A. Luetkemeyer, Jr.
                                            ----------------------------------
                                            John A. Luetkemeyer, Jr., President




                                   SIGNATURES

                            THE CHESTNUT PARTNERSHIP

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chestnut Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          THE CHESTNUT PARTNERSHIP

                          By:      BLAKEHURST JOINT VENTURE, a
                                   General Partner

                                   By:     CHESTNUT VILLAGE, INC.,
                                           General Partner


Date: August 14, 1996              by:      /s/ Stan G. Thurston
                                           -----------------------------------
                                           Stan G. Thurston, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: August 14, 1996              by:      /s/ Arthur V. Neis
                                           -----------------------------------
                                           Arthur V. Neis, Treasurer
                                           (Principal Financial and Accounting
                                           Officer)


                          And By: THE WEST JOPPA ROAD LIMITED PARTNERSHIP, General Partner

                                   By:     ROSEDALE CARE, INC.,
                                           General Partner


Date: August 14, 1996              by:      /s/ Thomas F. Mullan
                                           -----------------------------------
                                           Thomas F. Mullan III, President


Date: August 14, 1996              by:      /s/ J. A. Luetkemeyer, Jr.
                                           -----------------------------------
                                           John A. Luetkemeyer, Jr., President


                          And By:  THE CHESTNUT REAL ESTATE
                                   PARTNERSHIP, General Partner

                                   By:     BLAKEHURST JOINT VENTURE, a
                                           General Partner

                                   By:     CHESTNUT VILLAGE, INC.,
                                           General Partner


Date: August 14, 1996              by:      /s/ Stan G. Thurston
                                           -----------------------------------
                                           Stan G. Thurston, President


Date: August 14, 1996              by:      /s/ Arthur V. Neis
                                           -----------------------------------
                                           Arthur V. Neis, Treasurer