Form 10-Q
period 1996-09-30
CHESTNUT REAL ESTATE PARTNERSHIP; CHESTNUT PARTNERSHIP
filed 1996-11-01
CIK 882974, 882973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL PERIOD ENDED              September 30, 1996
                                   ---------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      to
                                  ---------------------   ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No ____


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ____   No ____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
  N/A


                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

                                      INDEX


PART I         FINANCIAL INFORMATION                                       Page
------         ---------------------                                       ----

Item 1         Financial Statements

               The Chestnut Real Estate Partnership
               and The Chestnut Partnership

               *    Separate and Combined Balance Sheets,
                    September 30, 1996 and December 31, 1995                 3

               *    Separate and Combined Statement of
                    Operations,  for the nine months ended
                    September 30, 1996 and September 30, 1995                5

               *    Separate and Combined Statements of Partner's
                    Equity (Deficit) for the nine months ended
                    September 30, 1996 and September 30, 1995                7

               *    Separate and Combined Statement of Cash Flow,
                    for the nine months ended September 30, 1996
                    and September 30, 1995                                   8

               *    Notes to Financial Statements                           10

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          13


PART II        OTHER INFORMATION
-------        -----------------

Item 1         Legal Proceedings                                            16
Item 6         Exhibits and Reports on Form 8-K                             16


SIGNATURES                                                                  17




                                                                 --------------- September 30, 1996 ---------------
                    THE CHESTNUT REAL ESTATE PARTNERSHIP
                        AND THE CHESTNUT PARTNERSHIP                                    The
                    SEPARATE AND COMBINED BALANCE SHEETS              The             Chestnut
                                                                    Chestnut         Real Estate         Combined
                                (UNAUDITED)                       Partnership        Partnership       Partnerships
                                  ASSETS                         ------------       ------------       ------------

Current assets:
     Cash                                                        $  1,107,217       $     --           $  1,107,217
     Accounts receivable                                              147,841             --                147,841
     Prepaid expenses and other                                       300,272             --                300,272
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                  623,370             --                623,370
        Capital reserve fee                                           533,114             --                533,114
        Under letter of credit agreement, held in escrow               57,873             --                 57,873
                                                                 ------------       ------------       ------------

           Total current assets                                     2,769,687             --              2,769,687

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                     1,570,320             --              1,570,320
   Under residency agreements, held in escrow                       1,344,019             --              1,344,019
   Health Center reserves                                             936,370             --                936,370

Operating property, at cost, net of depreciation                      350,541         46,735,545         47,086,086
Costs of acquiring intitial contracts, net of amortization          1,741,366             --              1,741,366
Deferred bond financing costs, net of amortization                    920,375             --                920,375
                                                                 ------------       ------------       ------------
           Total assets                                          $  9,632,678       $ 46,735,545       $ 56,368,223
                                                                 ============       ============       ============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                              $    130,000       $     --           $    130,000
     Accounts payable                                                 138,545             --                138,545
     Accrued expenses                                                 141,365             --                141,365
     Accrued property taxes                                            55,679             --                 55,679
     Accrued interest payable                                         509,748             --                509,748
     Advances payable                                                  75,092             --                 75,092
                                                                 ------------       ------------       ------------
           Total current liabilities                                1,050,429             --              1,050,429

Construction costs payable                                            501,389             --                501,389
Bonds payable, less current portion                                13,740,000             --             13,740,000
Loans from residents                                               39,122,100             --             39,122,100
Refundable deposits                                                 1,617,983             --                 --
Deferred revenues from admission fees                               2,108,508             --              2,108,508
Equity in deficit of the Chestnut Partnership                          --             48,507,731             --

Commitments and Contingencies
                                                                 ------------       ------------       ------------
           Total liabilities                                       58,140,409         48,507,731         56,522,426
Partners' equity (deficit)                                        (48,507,731)        (1,772,186)        (1,772,186)
                                                                 ------------       ------------       ------------
           Total liabilities and partners' equity (deficit)      $  9,632,678       $ 46,735,545       $ 54,750,240
                                                                 ============       ============       ============


                                                                 ---------------- December 31, 1995 ---------------
                    THE CHESTNUT REAL ESTATE PARTNERSHIP
                        AND THE CHESTNUT PARTNERSHIP                                    The
                    SEPARATE AND COMBINED BALANCE SHEETS              The             Chestnut
                                                                    Chestnut         Real Estate         Combined
                                                                  Partnership        Partnership       Partnerships
                                                                 ------------       ------------       ------------
                                  ASSETS
Current assets:
     Cash                                                        $    116,939       $     --           $    116,939
     Accounts receivable                                              270,498             --                270,498
     Prepaid expenses and other                                       297,110             --                297,110
     Assets whose use is limited or restricted:
        Under bond indenture agreements, held in escrow
          by trustee                                                  455,790             --                455,790
        Capital reserve fee                                           484,828             --                484,828
        Under letter of credit agreement, held in escrow              109,697             --                109,697
                                                                 ------------       ------------       ------------
           Total current assets                                     1,734,862             --              1,734,862

Assets whose use is limited or restricted:
   Under bond indenture agreements, held in escrow
     by trustee                                                     1,502,481             --              1,502,481
   Under residency agreements, held in escrow                         137,290             --                137,290
   Health Center reserves                                             806,490             --                806,490

Operating property, at cost, net of depreciation                      531,145         47,176,639         47,707,784
Costs of acquiring intitial contracts, net of amortization          1,861,460             --              1,861,460
Deferred bond financing costs, net of amortization                    960,143             --                960,143
                                                                 ------------       ------------       ------------
           Total assets                                          $  7,533,871       $ 47,176,639       $ 54,710,510
                                                                 ============       ============       ============

               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Bonds payable, current portion                              $    130,000       $     --           $    130,000
     Accounts payable                                                 107,384             --                107,384
     Accrued expenses                                                 159,891             --                159,891
     Accrued property taxes                                           163,641             --                163,641
     Accrued interest payable                                         217,216             --                217,216
     Advances payable                                                 190,153             --                190,153
                                                                 ------------       ------------       ------------
           Total current liabilities                                  968,285             --                968,285

Construction costs payable                                             55,719             --                 55,719
Bonds payable, less current portion                                13,805,000             --             13,805,000
Loans from residents                                               37,572,750             --             37,572,750
Refundable deposits                                                   744,151             --                744,151
Deferred revenues from admission fees                               1,795,592             --              1,795,592
Equity in deficit of the Chestnut Partnership                          --             47,407,626              --

Commitments and Contingencies
                                                                 ------------       ------------       ------------
           Total liabilities                                       54,941,497         47,407,626         54,941,497

Partners' equity (deficit)                                        (47,407,626)          (230,987)          (230,987)
                                                                 ------------       ------------       ------------
           Total liabilities and partners' equity (deficit)      $  7,533,871       $ 47,176,639       $ 54,710,510
                                                                 ============       ============       ============


                           THE CHESTNUT REAL ESTATE PARTNERSHIP
                               AND THE CHESTNUT PARTNERSHIP
                      SEPARATE AND COMBINED STATEMENT OF OPERATIONS

                    For the nine month period ended September 30, 1996
                                       (UNAUDITED)
                                                                                        The
                                                                      The             Chestnut
                                                                    Chestnut         Real Estate         Combined
                                                                  Partnership        Partnership       Partnerships
Revenues:                                                        ------------       ------------       ------------
     Amortization of nonrefundable admission fees                $   712,664        $     --           $    712,664
     Apartment service fees                                        3,469,623              --              3,469,623
     Health Center revenues                                        1,450,722              --              1,450,722
     Capital reserve fees                                             48,286              --                 48,286
     Other revenue                                                    12,547              --                 12,547
     Income in Partnership                                              --               249,793              --
                                                                 -----------        ------------       ------------
        Total revenues                                             5,693,841             249,793          5,693,841
                                                                 -----------        ------------       ------------

Operating expenses:
     Development fee amortization                                    180,604              --                180,604
     General and administrative                                    1,411,174              --              1,411,174
     Resident care                                                 1,069,014              --              1,069,014
     Dietary                                                         953,784              --                953,784
     Plant                                                           632,948              --                632,948
     Housekeeping                                                    251,329              --                251,329
     Depreciation and amortization                                   159,864             890,992          1,050,856
                                                                 -----------        ------------       ------------
                                                                   4,658,716             890,992          5,549,709
                                                                 -----------        ------------       ------------

        Income (loss) from operations                              1,035,125            (641,199)           144,133
                                                                 -----------        ------------        -----------

Other income (expense)
     Interest income                                                 168,288              --                168,288
     Interest expense                                               (953,620)             --               (953,620)
                                                                 -----------        ------------       ------------
                                                                    (785,332)             --               (785,332)
                                                                 -----------        ------------       ------------
        Net income (loss)                                        $   249,793        $  (641,199)       $   (641,199)
                                                                 ===========        ============       ============


                           THE CHESTNUT REAL ESTATE PARTNERSHIP
                               AND THE CHESTNUT PARTNERSHIP
                      SEPARATE AND COMBINED STATEMENT OF OPERATIONS

                    For the nine month period ended September 30, 1995
                                       (UNAUDITED)
                                                                                        The
                                                                      The             Chestnut
                                                                    Chestnut         Real Estate         Combined
                                                                  Partnership        Partnership       Partnerships
Revenues:                                                        -----------        ------------       ------------
     Amortization of nonrefundable admission                     $ 1,601,604        $    --            $  1,601,604
     Apartment service fees                                        2,881,721             --               2,881,721
     Health Center revenues                                        1,285,115             --               1,285,115
     Capital reserve fees                                             67,431             --                  67,431
     Other revenue                                                    14,248             --                  14,248
     Income in Partnership                                              --              35,475                --
                                                                 -----------        ------------       ------------
        Total revenues                                             5,850,119            35,475            5,850,119
                                                                 -----------        ------------       ------------

Expenses:
     Development fee amortization                                  614,526               --                 614,526
     General and administrative                                  1,345,945               --               1,345,945
     Resident care                                                 945,211               --                 945,211
     Dietary                                                       863,950               --                 863,950
     Plant                                                         555,626               --                 555,626
     Housekeeping                                                  212,311               --                 212,311
     Depreciation and amortization                                 159,864             907,427            1,067,291
                                                               -----------          ------------       ------------
                                                               $ 4,697,433          $  907,427         $  5,604,860
                                                               -----------          ------------       ------------

        Income (loss) from operations                            1,152,686            (871,952)             245,259
                                                               -----------          ------------       ------------

Other income (expense)
     Interest income                                               160,568               --                  160,568
     Interest expense                                           (1,277,779)              --               (1,277,779)
                                                               -----------          ------------        ------------
                                                                (1,117,211)               0               (1,117,211)
                                                               -----------          ------------        ------------
        Net income (loss)                                           35,475            (871,952)             (871,952)
                                                               ===========          ============        ============


               THE CHESTNUT REAL ESTATE PARTNERSHIP
                   AND THE CHESTNUT PARTNERSHIP
SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

For the nine month period ended September 30, 1996 and the twelve month period ended December 31, 1995
                           (UNAUDITED)                                                  The
                                                                     The              Chestnut
                                                                  Chestnut           Real Estate          Combined
                                                                Partnership          Partnership        Partnerships
                                                               ------------         ------------        ------------
Balance, December 31, 1994                                     $(47,092,819)        $  700,424          $    700,424

Net income (loss)                                                   (70,280)        (1,281,390)           (1,281,390)

Transfer ownership of land preacquisition and
  project development assets to The Chestnut
  Real Estate Partnership                                          (594,505)              --                   --

Contributions from Partners                                         349,978            349,978              349,978
                                                               ------------         ------------        ------------

Balance, December 31, 1995                                     $(47,407,626)        $ (230,987)         $   (230,987)
                                                               ============         ============        ============




Balance, December 31, 1995                                     $(47,407,626)        $ (230,987)         $   (230,987)

Net income (loss)                                                   249,793           (641,199)             (641,199)

Transfer ownership of land preacquisition andhfghfdgh)
  project development assets to The Chestnut
  Real Estate Partnership                                          (449,898)              --                   --

Contributions from partners                                         600,000            600,000               600,000

Distributions to partners                                        (1,500,000)        (1,500,000)           (1,500,000)

                                                               ------------         ------------        ------------
Balance, June 30, 1996                                         $(48,507,731)       $(1,772,186)         $ (1,772,186)
                                                               ============        =============        ============


                           THE CHESTNUT REAL ESTATE PARTNERSHIP
                               AND THE CHESTNUT PARTNERSHIP
                      SEPARATE AND COMBINED STATEMENT OF CASH FLOWS

                    For the nine month period ended September 30, 1996
                                       (UNAUDITED)                                          The
                                                                           The           Chestnut
                                                                        Chestnut        Real Estate         Combined
                                                                      Partnership       Partnership       Partnerships
                                                                      -----------       -----------       -----------
Cash flows from operating activities:
     Net income (loss)                                                $   249,793       $  (641,199)      $  (641,199)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                       --             890,992           890,992
          Other amortization                                              159,864            --               159,864
          Amortization of nonrefundable admission fees                   (712,664)           --              (712,664)
          Amortization of development fees                                180,604            --               180,604
          Income in Partnership                                              --            (249,793)             --
          Change in operating assets and liabilities:
            Accounts receivable                                           122,657            --               122,657
            Prepaid expenses and other                                     (3,163)           --                (3,163)
            Accounts payable                                              476,830            --               476,830
            Accrued expenses                                              166,045            --               166,045
                                                                      -----------       -----------       -----------
          Net cash provided by operating activities                       639,966            --               639,966
                                                                      -----------       -----------       -----------

Cash flows from investing activities:
     Increase in funds escrowed under residency agreements             (1,206,729)           --            (1,206,729)
     Additions to operating property                                     (449,898)           --              (449,898)
     Increase in assets held by trustee                                  (235,418)           --              (235,418)
     Increase in assets payable to trustee                                (48,286)           --               (48,286)
     Decrease in funds escrowed under letter of credit agreement           51,824            --                51,824
                                                                      -----------       -----------       -----------

          Net cash used in investing activities                        (1,888,508)           --            (1,888,508)
                                                                      -----------       -----------       -----------

Cash flows from financing activities:
     Repayment of partner advances                                           --              --                 --
     Contributions from partners                                          600,000            --               600,000
     Distributions to partners                                         (1,500,000)           --            (1,500,000)
     Decrease in advances payable                                        (115,061)           --              (115,061)
     Decrease in bonds payable                                            (65,000)           --               (65,000)
     Decrease in Health Center reserves                                  (129,880)           --              (129,880)
     Proceeds from loans from residents, deferred revenues
        and refundable deposits, net                                    3,448,762            --             3,448,762
                                                                      -----------       -----------       -----------
          Net cash provided by financing activities                     2,238,820            --             2,238,820
                                                                      -----------       ----------        -----------

Net increase in cash                                                      990,278            --               990,278

Cash, beginning of period                                                 116,939            --               116,939
                                                                      -----------       -----------       -----------

Cash, end of period                                                   $ 1,107,217       $    --           $ 1,107,217
                                                                      ===========       ===========       ===========



                           THE CHESTNUT REAL ESTATE PARTNERSHIP
                               AND THE CHESTNUT PARTNERSHIP
                      SEPARATE AND COMBINED STATEMENT OF CASH FLOWS

                    For the nine month period ended September 30, 1995
                                                                                            The
                                       (UNAUDITED)                         The           Chestnut
                                                                        Chestnut        Real Estate          Combined
                                                                      Partnership       Partnership        Partnership
                                                                      -----------       -----------        -----------
Cash flows from operating activities:
     Net income (loss)                                                $    35,475       $  (871,952)       $  (871,952)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                       --             907,427            907,427
          Other amortization                                              159,864            --                159,864
          Amortization of nonrefundable admission fees                 (1,601,604)           --             (1,601,604)
          Amortization of development fees                                614,526            --                614,526
          Income in Partnership                                              --             (35,475)             --
          Change in operating assets and liabilities:
            Accounts receivable                                            49,447            --                 49,447
            Prepaid expenses and other                                   (284,871)           --               (284,871)
            Accounts payable                                               23,656            --                 23,656
            Accrued expenses                                              297,712            --                297,712
                                                                      -----------       -----------        -----------
          Net cash used in operating activities                          (705,795)           --               (705,795)
                                                                      -----------       -----------        -----------

Cash flows from investing activities:
     Decrease in funds escrowed under residency agreements                193,422            --                193,422
     Additions to project operating property                             (396,474)           --               (396,474)
     Increase in assets held by trustee                                  (247,563)           --               (247,563)
     Increase in assets payable to trustee                                   --              --                --
     Increase in short-term investments                                  (417,535)           --               (417,535)
     Increase in funds escrowed under letter of credit agreement             --              --                --
                                                                      -----------       -----------        -----------

          Net cash used in investing activities                          (868,150)           --               (868,150)
                                                                      -----------       -----------        -----------

Cash flows from financing activities:
     Repayment of partner advances                                     (3,717,337)           --             (3,717,337)
     Contributions from Partners                                             --              --                --
     Distribution to partners                                                   0
     Decrease in advances payable                                        (128,331)           --               (128,331)
     Decrease in Bonds Payable                                               --              --                --
     Increase in Health Center reserves                                  (178,470)           --               (178,470)
     Proceeds from loans from residents, deferred revenues
        and refundable deposits                                         4,765,815            --              4,765,815
                                                                      -----------       -----------        -----------
          Net cash provided by financing activities                       741,677            --                741,677
                                                                      -----------       -----------        -----------

Net decrease in cash                                                     (832,268)           --               (832,268)

Cash, beginning of period                                               1,035,260            --              1,035,260
                                                                      -----------       -----------        -----------

Cash, end of period                                                   $   202,992       $    --            $   202,992
                                                                      ===========       ===========        ===========


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

         Assets Where Use is Limited

         Assets held by the Trustee under the escrow agreement are cash equivalents as of September 30, 1996.

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

         In addition, $20,000,000 was provided by Venture and West Joppa. As of December 31, 1995, all such advances from Partners had been repaid, together with interest thereon.

         An auditorium and miscellaneous additional improvements (Phase III) totalling approximately $800,000, was financed by the Partners from non-refundable entrance fees. This concluded Phase I financing activities.

         During the quarter ended September 30, 1996, the partners contributed $600,000 in anticipation of Phase III. See "Overall Financial Condition" discussion below.

E.       Transactions with partners

         Life Care Services Corporation (LCS), an affiliate of Chestnut Village, Inc. (CVI), has entered into an agreement with the Partnership to administer planning, development, financing, marketing, and accounting functions for the Partnership during Phase I and II development (development agreement). In anticipation of subsequent phases of development activity, an amendment has been made where in Partners of West Joppa and LCS are both responsible for marketing and other tasks. This agreement was entered into in December 1994. During the nine months ended September 30, 1996 and September 30, 1995, no fees were paid to LCS, to Rosedale Care, Inc. or to Continental Care, Inc. Those Agreements are now concluded.

         The Partnership has entered into a development agreement with LCS for Phase III. No fees were paid under the terms of this agreement during the quarter ended September 30, 1996.

         The Partnership also has a management agreement with LCS. During the nine months ended September 30, 1996, LCS received $244,527 for its services and $229,590 for the nine months ended September 30, 1995.

         To reimburse it for advances made on behalf of the Partnerships, LCS was reimbursed $1,188,641 during the nine months ended September 30, 1996 and $1,045,772 for the nine months ended September 30, 1995. Certain costs continue to be advanced by LCS, and will be reimbursed by the Partnership from available funds, including $446,592 which LCS has advanced for Phase III construction expenditures.

         The Partnership had a service agreement with West Joppa for West Joppa to assist LCS in development and marketing of the Project. During the nine month periods ended September 30, 1996 and September 30, 1995, it did not receive a fee under this agreement, as it has expired.

         The Partnership has entered into a construction agreement with Mullan Contracting Co. (Mullan), an affiliate of one of the partners of West Joppa. During the quarter ended September 30, 1996, Mullan received $50,732 in conjunction with construction of Phase III.

F.       Income Taxes

         Income and losses of the Partnerships are included in the income tax returns of the partners. Accordingly, the financial statements make no provision for income taxes.

G.       Contingencies

         The realization of the costs of the Project in initially contingent upon the sale of the remaining Phase I units, and resale of units vacated due to death or transfer to the health center.

         Subsequent to initial occupancy of Phase I, maintenance of and efficient operation of the Project are also critical to the long term success of the Project.


                            THE CHESTNUT PARTNERSHIP
                                       AND
                      THE CHESTNUT REAL ESTATE PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 177 residential units, and a 50-bed health center. As of September 30, 1996, 167 (94%) of the residential units have been reserved or occupied. The apartment occupancy decreased two units in the quarter, during which there were five apartment units sold and no sales were cancelled. As of September 30, 1995, 92% of the residential units were sold or occupied, an increase of 3% in the quarter.

As of September 30, 1996, the project had 109 full-time equivalent employees, none of whom were members of a collective bargaining agreement.

The Partnership has received regulatory approval for the development and sale of Phase III. The Phase III addition will include 35 residential units, a swimming pool with whirlpool, men's and women's locker rooms, an exercise room, additional surface parking near the health center, carriage house, 12 surface garages and 19 under building garages. The pool and core tower will be an integral part of the building's infrastructure, benefiting residents in future phases. The core tower will include an elevator that will serve as the link to the Phase IV residential building, trash chutes, resident storage and resident laundry rooms.

The estimated construction cost for Phase III is approximately $11.7 million including appropriate statutory reserves. Of this amount, it is anticipated that approximately $2 million would be funded through long term financing. Approximately $9.7 million would be borrowed through a construction loan which would be repaid through entrance fees and partner capital contributions.

The partners are now completing various agreements and other matters related to financing. Construction has begun on Phase III.

As a result of Phase I being essentially sold out (Phase II had no residential units) and the receipt of regulatory approval for Phase III, the Partnership began accepting deposits for the Phase III units in the second quarter of 1996. As of September 30, 1996 a total of 29 units (of the total 35 units) in Phase III were reserved through the receipt by the Partnership of deposits equal to 10% of the entrance fees.


Results of Operations

As of September 30, 1996, 164 units (93%) were occupied and/or paying monthly service fees. This occupancy compares to 142 (80%) of the units at September 30, 1995, and 156 units (88%) at December 31, 1995.

Amortization of non-refundable admission fees decreased because fewer residents moved in during the nine months ended September 30, 1996 than moved in during the nine months ended September 30, 1995. This decline more than offset improvements from other sources of revenue.

On January 1, 1996, a 5% increase in the monthly service fees became effective. That increase together with an increase in occupancy from September 30, 1995 to the nine months ended September 30, 1996, accounted for the increase in apartment service fees.

Health center revenues increased primarily because the average occupancy in the first nine months of 1995 was 86% compared to an average occupancy of 94% in 1996, and increased billing rates.

Capital reserve fees, which are a one-time payment from new residents declined because fewer new residents moved-in during the nine months ended September 30, 1996, than moved-in during the nine months ended September 30, 1995.

Total operating expenditures declined approximately $54,000. Operating departmental expenses increased approximately $400,000 offsetting the decline in depreciation and amortization charges of approximately $450,000. The average number of full time equivalent employees was 109 in the nine months ended September 30, 1996 compared to 100 average full time equivalent employees in 1995. This increase was consistent with the average occupancy increase year over year from 77% to 88%. The decline in amortization in development fee occurred because it is related to the number of apartments being occupied for the first time.

Interest expense declined because the advances from partners was paid off at December 31, 1995, but was outstanding during the nine months ended September 30, 1995.

The net loss for the nine months ended September 30, 1996, was approximately 25% less than for the same period in 1995. The net loss in being funded by the Partners from admission fees.


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

An auditorium and miscellaneous additional improvements (Phase II), totaling approximately $800,000, which were funded by the Partners, were completed in early 1996.

The Partners have funded, as of September 30, 1996, $600,000 for Phase III owners' capital contribution.

Document preparation is in its final stages for the financing of Phase III as described above.

The Partners authorized a distribution $1,500,000 in the quarter, following funding of Phase II and funding all reserves and distribution funds as required by the financing institutions for Phase I.

Net cash provided by operating activities increased by approximately $1,346,000 in the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. Increased occupancy improved net income by $231,000; lower amortization of non-refundable fees by approximately $890,000 because of few move-ins was the other major contribution to the improvement.

Net cash used by investing activities was approximately $1,000,000 more in the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. Phase III deposits by prospective residents increased funds escrowed by $679,000; and at September 30, 1996, there were more apartment units sold, but not occupied, than at September 30, 1995, resulting in an increase in funds escrowed under residency agreements. And finally, funds of approximately $52,000 were released when a letter of credit provided for assurance of completion of site work, was cancelled.

Net cash provided by financing activities was approximately $1,500,000 better in the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Repayment of partner advances used approximately $3,700,000 of cash in 1995, and none in 1996 because the advances were totally paid by December 31, 1995. Distributions to partners, net of contributions, used $900,000 of cash in 1996. Cash from Resident loans was approximately $1,317,000 less in 1996 than in 1995 because of more new residents moving into the community.

Because of the level of sales, the various residency agreement alternatives available to prospective residents, the resident financing, and the long-term financing described above, the Partnership believes adequate capital resources are available to successfully complete final occupancy of Phase I, sell out Phase II units and construct Phase III.

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


                           THE CHESTNUT REAL ESTATE PARTNERSHIP

                           By:  BLAKEHURST JOINT VENTURE, a
                                General Partner


                                By: CHESTNUT VILLAGE, INC.,
                                    General Partner


Date: October 31, 1996          by: /s/ Stan G. Thurston
                                    -------------------------------------
                                    Stan G. Thurston, President and Chief
                                    Executive Officer
                                   (Principal Executive Officer)


Date: October 31, 1996          by: /s/ Arthur V. Neis
                                    -------------------------------------
                                    Arthur V. Neis, Treasurer
                                   (Principal Financial and Accounting Officer)



                           And By: THE WEST JOPPA ROAD LIMITED PARTNERSHIP, General Partner

                                By: ROSEDALE CARE, INC.,
                                    General Partner


Date: October 31, 1996          by: /s/ Thomas F. Mullan
                                    ------------------------------------
                                    Thomas F. Mullan III, President


Date: October 31, 1996          by: /s/ J. A. Luetkemeyer, Jr.
                                    ------------------------------------
                                    John A. Luetkemeyer, Jr., President



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


                                   THE CHESTNUT PARTNERSHIP

                           By:  BLAKEHURST JOINT VENTURE, a
                                General Partner

                                By: CHESTNUT VILLAGE, INC.,
                                    General Partner


Date: October 31, 1996          by: /s/ Stan G. Thurston
                                    -------------------------------------
                                    Stan G. Thurston, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date: October 31, 1996          by: /s/ Arthur V. Neis
                                    -------------------------------------
                                    Arthur V. Neis, Treasurer
                                    (Principal Financial and
                                    Accounting Officer)



                           And By: THE WEST JOPPA ROAD LIMITED PARTNERSHIP, General Partner

                                By: ROSEDALE CARE, INC.,
                                    General Partner


Date: October 31, 1996          by: /s/ Thomas F. Mullan
                                    ------------------------------------
                                    Thomas F. Mullan III, President


Date: October 31, 1996          by: /s/ J. A. Luetkemeyer, Jr.
                                    ------------------------------------
                                    John A. Luetkemeyer, Jr., President



                           And By: THE CHESTNUT REAL ESTATE PARTNERSHIP, General Partner


                                By: BLAKEHURST JOINT VENTURE, a
                                    General Partner


                                By: CHESTNUT VILLAGE, INC.,
                                    General Partner


Date: October 31, 1996          by: /s/ Stan G. Thurston
                                    ------------------------------------
                                    Stan G. Thurston, President


Date: October 31, 1996          by: /s/ Arthur V. Neis
                                    ------------------------------------
                                    Arthur V. Neis, Treasurer